Form 10-K/A
period 2006-12-31
Lehman XS 2006-13
filed 2007-09-19
CIK 1373533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________.

Commission file number 333-133985-06.

LEHMAN XS TRUST 2006-13
(Exact Name of Issuing Entity as Specified in its Charter)

STRUCTURED ASSET SECURITIES CORPORATION
(Exact Name of Depositor as Specified in its Charter)

LEHMAN BROTHERS HOLDINGS INC.
(Exact Name of Sponsor as Specified in its Charter)

STRUCTURED ASSET SECURITIES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2440850
(State or Other Jurisdiction Of Incorporation)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, 13th Floor New York, New York (Address of Principal Executive Offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

              745 Seventh Avenue, 7th Floor, New York, New York
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    Yes ☐     No ☒

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

None.

PART I

Item 1. Business.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

None.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

See item 15 exhibits (33) and (34)

Wells Fargo Bank, N.A.’s Servicer report on assessment of compliance with servicing criteria, attached to this report on Form 10-K as Exhibit 33i, and the related registered public accounting firm’s attestation report, attached to this report on Form 10-K as Exhibit 34i, identify the following material instances of noncompliance with the servicing criteria: With respect to Item 1122(d)(3)(i), the Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided; with respect to Item 1122(d)(4)(vii), the Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose. These material instances of noncompliance did not apply to the Issuing Entity, and have been corrected by Wells Fargo Bank, N.A.

First American Real Estate Solutions of Texas, L.P.’s servicer report on assessment of compliance with servicing criteria, attached to this report on Form 10-K as Exhibit 33k, and the related registered public accounting firm's attestation report, attached to this report on Form 10-K as Exhibit 34k, identify the following material instances of noncompliance with the servicing criteria: With respect to Item 1122(d)(2)(vii)(B), the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction Agreements. These material instances of noncompliance did not apply to the Issuing Entity, and have been corrected by First American Real Estate Solutions of Texas, L.P.

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

(Issuing Entity) Lehman XS Trust 2006-13

By:	/s/ E. Todd Whittemore
Name: E. Todd Whittemore
Title: Executive Vice President (Senior Officer in Charge of the Servicing Function of Aurora Loan Services LLC) Aurora Loan Services LLC as Master Servicer

Dated: September 19, 2007

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